Form 10-Q
period 2026-03-31
Shefford Small Business, Inc.
filed 2026-05-13
CIK 2102386

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

Commission File Number: 000-2102386

Shefford Small Business, Inc.
(Exact name of registrant as specified in its charter)

North Carolina	41-2668405
(State of Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1852 Banking Street Suite 29551 Greensboro, North Carolina	27408
(Address of Principal Executive Offices)	(Zip Code)

646-330-0977

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒    No ☐

As of May 12, 2026, there were 1,000,000 shares of the registrant’s common stock issued and outstanding.

SHEFFORD SMALL BUSINESS, INC.

 FORM 10-Q

For the Quarterly Period Ended March 31, 2026

2

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

3

SHEFFORD SMALL BUSINESS, INC. CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2026	2025
	(Unaudited)	(Audited)
ASSETS
Current Assets:

Cash	$240	$240

Total Assets	$240	$240

LIABILITIES AND STOCKHOLDER’S EQUITY

Current Liabilities:
Accounts payable	$1,099	$—
Total Liabilities	1,099	—

Commitments and contingencies		—

Stockholder’s Equity (Deficit):
Preferred stock, $0.0001 par value; 10,000,000 shares authorized, no shares issued and outstanding		—
Common stock, $0.0001 par value; 100,000,000 shares authorized, 1,000,000 shares issued and outstanding	100	100
Additional paid-in capital	6,192	265
Accumulated deficit	(7,151)	(125)
Total Stockholder’s Equity (Deficit)	(859)	240

Total Liabilities and Stockholder’s Equity	$240	$240

The accompanying notes are an integral part of these unaudited condensed financial statements.

F- 1

SHEFFORD SMALL BUSINESS, INC. STATEMENT OF OPERATIONS (Unaudited)

Three Months Ended March 31, 2026
Operating Expenses:
General and administrative expenses	$7,026
Total operating expenses	7,026

Loss from operations	(7,026)

Net loss before provision for income tax	$(7,026)
Provision for income tax	—
Net Loss	(7,026)

Loss per share– basic and diluted	$(0.01)

Weighted average shares – basic and diluted	1,000,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

F- 2

SHEFFORD SMALL BUSINESS, INC. STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY FOR THE THREE MONTHS ENDED MARCH 31, 2026 (Unaudited)

	Preferred Stock		Common Stock		Additional Paid in	Accumulated	Total Stockholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at December 31, 2025	—	$—	1,000,000	$100	$265	$(125)	$240
Contributed capital – related party	—	—	—	—	5,927	—	5,927
Net loss	—	—	—	—	—	(7,026)	(7,026)
Balance at March 31, 2026	—	$—	1,000,000	$100	$6,192	$(7,151)	$(859)

The accompanying notes are an integral part of these unaudited condensed financial statements.

F- 3

SHEFFORD SMALL BUSINESS, INC. STATEMENT OF CASH FLOWS (Unaudited)

Three Months Ended March 31, 2026
Cash flows from operating activities:
Net loss	$(7,026)
Adjustments to reconcile net loss to net cash used by operating activities:
Changes in assets and liabilities:
Accounts payable	1,099
Net cash used by operating activities	(5,927)

Cash flows from investing activities:	—

Cash flows from financing activities:
Contributed capital – related party	5,927
Net cash provided by financing activities	5,927

Net change in cash	—

Cash, beginning of period	240

Cash, end of period	$240

The accompanying notes are an integral part of these unaudited condensed financial statements.

F- 4

SHEFFORD SMALL BUSINESS, INC.

Notes to the Financial Statements

March 31, 2026

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Nature of Business

Shefford Small Business, Inc. (the “Company”) was incorporated in the State of North Carolina on November 13, 2025 and has been inactive since inception, other than activities related to its formation and registration of its common stock under the Securities Exchange Act of 1934. The Company was formed to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more operating businesses (each, a “Target Business”).

The Company does not currently have any operations or generate any revenues and is considered a “shell company” as defined in Rule 12b‑2 promulgated under the Exchange Act. The Company has not entered into a definitive agreement with any Target Business and there can be no assurance that it will be successful in identifying or completing a business combination on favorable terms, or at all.

The Company will not limit its search for a Target Business to any particular industry, sector or geographic region and may pursue a business combination opportunity in any line of business or location that management believes offers attractive risk‑adjusted returns for the Company’s stockholders. The Company expects that, until it completes a business combination, its activities will be limited to organizational matters, SEC reporting compliance, and evaluating potential Target Businesses.

The Company has not established any source of revenues sufficient to fund its operating activities and is dependent upon the financial support of its Chairman and Chief Executive Officer, who has funded formation and professional costs and has committed to continue funding operating expenses until the completion of a business combination without any obligation of repayment. These conditions raise substantial doubt about the Company’s ability to continue as a going concern, as further discussed in Note 3.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10‑Q and Article 8 of Regulation S‑X of the Securities and Exchange Commission (the “SEC”). They do not include all of the information and footnotes required by U.S. GAAP for complete annual financial statements.

In the opinion of management, all normal, recurring adjustments considered necessary for a fair presentation of the Company’s financial position as of March 31, 2026 and its results of operations and cash flows for the interim periods presented have been included. The results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the full fiscal year ending December 31, 2026.

These unaudited interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Registration Statement on Form 10‑12G for the year ended December 31, 2025, as declared effective by the SEC. The Company’s fiscal year ends on December 31.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates. Given the Company’s limited operations and development‑stage status, management’s estimates primarily relate to the assessment of going concern, the fair value of equity‑based compensation (if any), and the evaluation of deferred tax assets and related valuation allowances.

F- 5

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company maintains its cash with a high‑credit‑quality financial institution and, at times, such balances may exceed federally insured limits; management believes the credit risk is not significant.

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentration of credit risk consist of cash deposits.  The Company maintains cash with various major financial institutions. The Company performs periodic evaluations of the relative credit standing of these institutions.

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in accordance with US GAAP and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

Level 1: Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2: Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3: Pricing inputs that are generally unobservable inputs and not corroborated by market data.

The carrying amount of the Company’s financial assets and liabilities, such as cash and accounts payable, approximate their fair value because of the short maturity of those instruments.

Income Taxes

The Company follows Section 740-10-30 of the FASB Accounting Standards Codification, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the fiscal year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the fiscal years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Statements of Income in the period that includes the enactment date.

The Company follows section 740-10-25 of the FASB Accounting Standards Codification (“Section 740-10-25”) with regards to uncertainty income taxes. Section 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under Section 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement. Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. The Company had no adjustments to its liabilities for unrecognized income tax benefits according to the provisions of Section 740-10-25.

Net Income (Loss) Per Share

Net income (loss) per common share is computed pursuant to ASC 260-10-45, Earnings per Share—Overall—Other Presentation Matters. Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period. As of March 31, 2026, the Company had no potentially dilutive shares of common stock. Additionally, diluted amounts, if any, are not presented when the effect of the computations are anti-dilutive due to the losses incurred. Accordingly, there is no difference in the amounts presented for basic and diluted loss per share.

F- 6

Operating Segments

Operating segments are defined as components of an entity for which discrete financial information is available that is regularly reviewed by the Chief Operating Decision Maker (“CODM”), or decision maker group, in deciding how to allocate resources to an individual segment and in assessing performance. Our chief operating decision–making group is composed of the Chief Executive Officer. The Company has one operating segment as of March 31, 2026.

Recent Accounting Pronouncements

The Company has implemented all applicable accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 – GOING CONCERN

The accompanying unaudited condensed financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the foreseeable future.

Since its inception on November 13, 2025, the Company has not commenced principal operations and has not generated any revenues. The Company has incurred losses from operations and has funded its activities primarily through capital contributions from its Chairman and Chief Executive Officer, who has paid formation, regulatory and professional fees on behalf of the Company without any obligation of repayment. The Company expects to continue to incur operating losses and negative cash flows until such time, if ever, that it consummates a business combination with an operating company and that business generates sufficient revenues to cover ongoing costs.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. Management’s plans to address this uncertainty primarily include seeking to effect a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more operating businesses and continuing to rely on the financial support of its Chairman and Chief Executive Officer to fund operating costs until such a transaction is completed. There can be no assurance that the Company will be successful in identifying or completing a business combination on favorable terms, or at all, or that additional financing will be available on acceptable terms.

The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties. If the Company is unable to obtain additional financing as needed and/or complete a business combination, it may be required to curtail or cease its operations.

NOTE 4 – STOCKHOLDER’S EQUITY

Upon formation, the Board of Directors issued 1,000,000 shares of common stock for $100 to Mr. Cross. In addition, Mr. Cross contributed an additional $265 to form the Company and to open the Company’s bank account.

The stockholder’s equity section of the Company contains the following classes of capital stock as of March 31, 2026:

•	Common stock, $0.0001 par value: 100,000,000 shares authorized; 1,000,000 shares issued and outstanding

•

Preferred stock, $0.0001 par value: 10,000,000 shares authorized; none issued and outstanding. At present, no rights have been established for the preferred stock and we have no plans to either issue any preferred stock nor adopt any series, preferences or other classification of preferred stock

F- 7

NOTE 5 – RELATED PARTY TRANSACTIONS

Jonathan Cross is the Company’s founder, sole director and Chairman and Chief Executive Officer (the “Founder”). Since inception, the Founder has paid, from his personal funds, all expenses incurred by the Company, including state and local filing fees, bank charges, audit fees, EDGAR filing and conversion fees, and transfer agent fees, without any obligation of repayment.

For the three months ended March 31, 2026, the Founder paid professional fees and other operating expenses on behalf of the Company totaling $5,927, consisting primarily of audit fees, SEC/EDGAR filing fees and transfer agent fees. These payments have been recorded by the Company as capital contributions and credited to additional paid‑in capital in the accompanying financial statements. No amounts are recorded as due to the Founder, and there were no related‑party payables outstanding as of March 31, 2026.

The Founder has also made his office space, utilities and certain administrative support available to the Company at no cost. Management believes that the fair value of such contributed office space and services for the periods presented is immaterial and, accordingly, no expense or capital contribution has been recognized in the accompanying financial statements for these items.

The Founder has committed to continue funding the Company’s operating expenses, without expectation of repayment, until the Company completes a business combination. There can be no assurance that the Founder will have sufficient financial resources or will continue to fund such expenses in the future, which could adversely affect the Company’s ability to continue as a going concern (see Note 2).

NOTE 6 – INCOME TAXES

The Company accounts for income taxes in accordance with ASC 740, Income Taxes. Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities using enacted tax rates expected to apply in the years in which such differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance when management determines it is more likely than not that such assets will not be realized.

For the three months ended March 31, 2026, the Company recorded no provision for income taxes. The Company incurred a net loss of $7,026 for the period and continues to maintain a full valuation allowance against its deferred tax assets, as management has determined that it is more likely than not that such assets will not be realized.

As of March 31, 2026, the Company’s deferred tax assets consist primarily of net operating loss carryforwards. There have been no material changes to the Company’s deferred tax assets or valuation allowance from those reported at December 31, 2025.

The following table reconciles the combined statutory income tax rate to the Company’s effective tax rate for the three months ended March 31, 2026:

Federal statutory rate	21.0%
State taxes, net of federal benefit	2.0%
Combined statutory rate	23.0%
Change in valuation allowance	(23.0)%
Effective income tax rate	0.0%

NOTE 7 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events in accordance with ASC Topic 855, Subsequent Events. Management evaluated events occurring after the balance sheet date through May 13, 2026, the date on which the financial statements are available to be issued. Based on this evaluation, management concluded that there were no events occurring during this subsequent‑event evaluation period that required recognition in the financial statements or disclosure in the notes thereto.

F- 8

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the accompanying unaudited financial statements and related notes included elsewhere in this Quarterly Report on Form 10‑Q and with the audited financial statements and notes thereto included in the Company’s Registration Statement on Form 10‑12G for the year ended December 31, 2025. This discussion contains forward‑looking statements that involve risks and uncertainties. Actual results may differ materially from those anticipated in these forward‑looking statements as a result of many factors, including those discussed under “Risk Factors” in the Registration Statement.

Overview

Shefford Small Business, Inc. (the “Company”) was incorporated in the State of North Carolina on November 13, 2025 for the purpose of serving as a vehicle to effect a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more operating businesses. The Company is a “shell company” as defined in Rule 12b‑2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and does not currently have any operations or generate any revenues.

Since inception, the Company’s activities have been limited to organizational matters, preparing and filing its Registration Statement on Form 10‑12G, maintaining its status as an SEC registrant and evaluating potential business combination opportunities. The Company has not entered into a definitive agreement with any target business and there can be no assurance that it will be successful in identifying or completing a business combination on favorable terms, or at all.

Results of Operations

For the three months ended March 31, 2026, the Company did not generate any revenues. The Company’s expenses for the period consisted primarily of audit fees, SEC and EDGAR filing and conversion fees, and transfer agent fees associated with being a public reporting company. These expenses resulted in a net loss for the quarter. The Company expects to continue to incur operating losses until it consummates a business combination and an acquired business generates revenues sufficient to cover ongoing costs.

Because the Company had no operations or revenues in the comparable prior‑year period and has not yet completed a business combination, a period‑to‑period comparison of operating results does not provide meaningful information to investors.

Liquidity and Capital Resources

As of March 31, 2026, the Company had limited cash and debt obligations. The Company has not established any source of revenues to fund its activities and has funded its operating costs primarily through capital contributions from its Chairman and Chief Executive Officer, who has paid formation, regulatory and professional fees on behalf of the Company without any obligation of repayment.

The Company expects to continue to incur costs associated with maintaining its corporate existence, SEC reporting obligations and pursuit of a suitable business combination candidate. The Company’s ability to continue as a going concern within one year after the date that the financial statements are issued is dependent on its ability to identify and complete a business combination and/or obtain additional financing, as well as the continued financial support of its Chairman and Chief Executive Officer. There can be no assurance that these efforts will be successful. See “Note 3 – Going Concern” to the financial statements.

Off‑Balance Sheet Arrangements

The Company does not have any off‑balance sheet arrangements, as defined in Item 303 of Regulation S‑K, that have or are reasonably likely to have a current or future material effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies and Estimates

The Company’s significant accounting policies are described in “Note 2 – Summary of Significant Accounting Policies” to the financial statements included in this Quarterly Report and in the notes to the audited financial statements included in the Company’s Registration Statement on Form 10‑12G. Given the Company’s limited operations, management has determined that its most critical accounting estimates relate to the assessment of going concern and the evaluation of deferred tax assets and related valuation allowances. There have been no material changes in the Company’s critical accounting policies and estimates from those disclosed in the Registration Statement.

4

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chairman and Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosure.

As of March 31, 2026, the Company’s management, with the participation of its Chairman and Chief Executive Officer (its principal executive officer and principal financial officer), evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act. Based on this evaluation, the Company’s Chairman and Chief Executive Officer concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2026.

The conclusion that the Company’s disclosure controls and procedures were not effective reflects material weaknesses associated with the Company’s small size and limited personnel, including, among other things, the lack of segregation of duties and the absence of a formalized internal control framework and dedicated internal accounting staff. The Company is in the early stages of its development and currently lacks the resources to remediate these material weaknesses; management intends to reevaluate the design and implementation of internal controls and disclosure controls as the Company grows and completes a business combination.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act) during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

5

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is not a party to any pending legal proceedings and, to the knowledge of management, no such proceedings have been threatened against the Company.

Item 1A. Risk Factors.

There have been no material changes to the risk factors disclosed in the Company’s Registration Statement on Form 10‑12G for the year ended December 31, 2025. Investors should carefully consider the risk factors discussed in that Registration Statement, which could materially affect the Company’s business, financial condition, results of operations and prospects.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended March 31, 2026, the Company did not sell any equity securities in transactions that were not registered under the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities.

The Company has no outstanding senior securities and, accordingly, there have been no defaults with respect to any senior securities.

Item 4. Mine Safety Disclosures.

Not applicable. The Company does not operate any mines subject to the Federal Mine Safety and Health Act of 1977.

Item 5. Other Information.

None.

6

Item 6. Exhibits.

The following exhibits are filed as part of this Quarterly Report on Form 10‑Q:

Exhibit Number	Exhibit Description
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rules 13a‑14(a) and 15d‑14(a) under the Exchange Act
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

7

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHEFFORD SMALL BUSINESS, INC.

Date: May 13, 2026

By:	/s/ Jonathan Cross
Name: Jonathan Cross
Title: Chairman and Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)

8