Form 10-Q
period 2026-06-30
Shefford Small Business, Inc.
filed 2026-08-13
CIK 2102386

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

Commission File Number: 000-2102386

Shefford Small Business, Inc.
(Exact name of registrant as specified in its charter)

North Carolina	41-2668405
(State of Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1852 Banking Street Suite 29551 Greensboro, North Carolina	27408
(Address of Principal Executive Offices)	(Zip Code)

646-330-0977

(Registrant's telephone number, including area code)

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

As of July 31, 2026, there were 1,000,000 shares of the registrant’s common stock issued and outstanding.

SHEFFORD SMALL BUSINESS, INC.

 FORM 10-Q

For the Quarterly Period Ended June 30, 2026

2

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

3

SHEFFORD SMALL BUSINESS, INC.
CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2026	2025
	(Unaudited)	(Audited)
ASSETS
Current Assets:

Cash	$240	$240

Total Assets	$240	$240

LIABILITIES AND STOCKHOLDER’S EQUITY

Current Liabilities:
Accounts payable	$—	$—
Total Liabilities	—	—

Commitments and contingencies	—	—

Stockholder’s Equity (Deficit):
Preferred stock, $0.0001 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized, 1,000,000 shares issued and outstanding	100	100
Additional paid-in capital	11,929	265
Accumulated deficit	(11,789)	(125)
Total Stockholder’s Equity	240	240

Total Liabilities and Stockholder’s Equity	$240	$240

The accompanying notes are an integral part of these unaudited condensed financial statements.

SHEFFORD SMALL BUSINESS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30, 2026	Six Months Ended June 30, 2026
Operating Expenses:
General and administrative expenses	$4,638	11,664
Total operating expenses	4,638	11,664

Loss from operations	(4,638)	(11,664)

Net loss before provision for income tax	$(4,638)	(11,664)
Provision for income tax	—
Net Loss	(4,638)	(11,664)

Loss per share – basic and diluted	$(0.01)	(0.01)

Weighted average shares – basic and diluted	1,000,000	1,000,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

SHEFFORD SMALL BUSINESS, INC.
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026
(Unaudited)

					Additional		Total
	Preferred Stock		Common Stock		Paid in	Accumulated	Stockholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2025	—	$—	1,000,000	$100	$265	$(125)	$240
Contributed capital – related party	—	—	—	—	5,927	—	5,927
Net loss	—	—	—	—	—	(7,026)	(7,026)
Balance at March 31, 2026	—	—	1,000,000	100	6,192	(7,151)	(859)
Contributed capital – related party	—	—	—	—	5,737	—	5,737
Net loss	—	—	—	—	—	(4,638)	(4,638)
Balance at June 30, 2026	—	$—	1,000,000	$100	$11,929	$(11,789)	$240

The accompanying notes are an integral part of these unaudited condensed financial statements.

SHEFFORD SMALL BUSINESS, INC.
CONDENSED STATEMENT OF CASH FLOWS
(Unaudited)

Six Months Ended June 30, 2026
Cash flows from operating activities:
Net loss	$(11,664)
Adjustments to reconcile net loss to net cash used by operating activities:
Changes in assets and liabilities:
Accounts payable	—
Net cash used by operating activities	(11,664)

Cash flows from investing activities:	—

Cash flows from financing activities:
Contributed capital – related party	11,664
Net cash provided by financing activities	11,664

Net change in cash	—

Cash, beginning of period	240

Cash, end of period	$240

The accompanying notes are an integral part of these unaudited condensed financial statements.

SHEFFORD SMALL BUSINESS, INC.

Notes to the Condensed Financial Statements

June 30, 2026

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

In the opinion of management, all normal, recurring adjustments considered necessary for a fair presentation of the Company’s financial position as of June 30, 2026 and its results of operations and cash flows for the interim periods presented have been included. The results of operations for the six months ended June 30, 2026 are not necessarily indicative of the results that may be expected for the full fiscal year ending December 31, 2026.

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

Fair Value Measurements

The Company accounts for fair value measurements in accordance with ASC 820, Fair Value Measurement, which defines fair value, establishes a framework for measuring fair value, and requires disclosures about fair value measurements. ASC 820 establishes a three-level hierarchy for fair value measurements based on the observability of inputs used to value assets and liabilities:

Level 1 – Quoted prices in active markets for identical assets or liabilities.

Level 2 – Observable inputs other than quoted prices included within Level 1, including quoted prices for similar assets or liabilities and other observable market data.

Level 3 – Unobservable inputs that reflect the Company's own assumptions about the assumptions market participants would use in pricing an asset or liability.

The carrying amounts of the Company's financial instruments, including cash and accounts payable, approximate their fair values due to the short-term nature of these instruments. The Company did not have any assets or liabilities measured at fair value on a recurring or nonrecurring basis as of June 30, 2026.

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

The Company recognizes the financial statement effects of uncertain tax positions when it is more likely than not that the position will be sustained upon examination by the applicable taxing authorities. Interest and penalties related to uncertain tax positions are recognized as a component of income tax expense.

Net Income (Loss) Per Share

Net income (loss) per common share is computed pursuant to ASC 260-10-45, Earnings per Share—Overall—Other Presentation Matters. Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period. As of June 30, 2026, the Company had no potentially dilutive shares of common stock. Additionally, diluted amounts, if any, are not presented when the effect of the computations are anti-dilutive due to the losses incurred. Accordingly, there is no difference in the amounts presented for basic and diluted loss per share.

Operating Segments

Operating segments are defined as components of an entity for which discrete financial information is available that is regularly reviewed by the Chief Operating Decision Maker (“CODM”), or decision maker group, in deciding how to allocate resources to an individual segment and in assessing performance. The Company’s chief operating decision making group is composed of the Chief Executive Officer. The Company has one operating segment as of June 30, 2026.

Recent Accounting Pronouncements

Management has evaluated recently issued accounting standards and concluded that none are expected to have a material impact on the Company's financial statements.

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

These conditions raise substantial doubt about the Company’s ability to continue as a going concern for one year after the date the financial statements are issued. Management’s plans to address this uncertainty primarily include seeking to effect a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more operating businesses and continuing to rely on the financial support of its Chairman and Chief Executive Officer to fund operating costs until such a transaction is completed. There can be no assurance that the Company will be successful in identifying or completing a business combination on favorable terms, or at all, or that additional financing will be available on acceptable terms.

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

The stockholder’s equity section of the Company contains the following classes of capital stock as of June 30, 2026:

•	Common stock, $ 0.0001 par value: 100,000,000 shares authorized; 1,000,000 shares issued and outstanding

•	Preferred stock, $ 0.0001 par value: 10,000,000 shares authorized; none issued and outstanding. At present, no rights have been established for the preferred stock and we have no plans to either issue any preferred stock nor adopt any series, preferences or other classification of preferred stock

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

For the six months ended June 30, 2026, the Founder paid professional fees and other operating expenses on behalf of the Company totaling $11,664, consisting primarily of audit fees, SEC/EDGAR filing fees and transfer agent fees. These payments have been recorded by the Company as capital contributions and credited to additional paid‑in capital in the accompanying financial statements. No amounts are recorded as due to the Founder, and there were no related‑party payables outstanding as of June 30, 2026.

The Founder has also made his office space, utilities and certain administrative support available to the Company at no cost. Management believes that the fair value of such contributed office space and services for the periods presented is immaterial and, accordingly, no expense or capital contribution has been recognized in the accompanying financial statements for these items.

The Founder has committed to continue funding the Company’s operating expenses, without expectation of repayment, until the Company completes a business combination. There can be no assurance that the Founder will have sufficient financial resources or will continue to fund such expenses in the future, which could adversely affect the Company’s ability to continue as a going concern (see Note 3).

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

For the six months ended June 30, 2026, the Company recorded no provision for income taxes. The Company incurred a net loss of $11,664 for the period and continues to maintain a full valuation allowance against its deferred tax assets, as management has determined that it is more likely than not that such assets will not be realized.

The Company's deferred tax assets increased as a result of current-period operating losses. Because management continues to believe it is more likely than not that these deferred tax assets will not be realized, a full valuation allowance has been maintained.

The following table reconciles the combined statutory income tax rate to the Company’s effective tax rate for the six months ended June 30, 2026:

Federal statutory rate	21.0%
State taxes, net of federal benefit	2.0%
Combined statutory rate	23.0%
Change in valuation allowance	(23.0)%
Effective income tax rate	0.0%

NOTE 7 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events in accordance with ASC Topic 855, Subsequent Events. Management evaluated events occurring after the balance sheet date through August 13, 2026, the date on which the financial statements are available to be issued. Based on this evaluation, management concluded that there were no events occurring during this subsequent‑event evaluation period that required recognition in the financial statements or disclosure in the notes thereto.

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

Results of Operations

For the three and six months ended June 30, 2026, the Company did not generate any revenues. The Company’s $4,638 and $11,664, respectively, of expenses for the period consisted primarily of audit fees, SEC and EDGAR filing and conversion fees, and transfer agent fees associated with being a public reporting company. These expenses resulted in a net loss for the quarter. The Company expects to continue to incur operating losses until it consummates a business combination and an acquired business generates revenues sufficient to cover ongoing costs.

Because the Company had no operations or revenues in the comparable prior‑year period and has not yet completed a business combination, a period‑to‑period comparison of operating results does not provide meaningful information to investors.

Liquidity and Capital Resources

As of June 30, 2026, the Company had limited cash and debt obligations. The Company has not established any source of revenues to fund its activities and has funded its operating costs primarily through capital contributions from its Chairman and Chief Executive Officer, who has paid formation, regulatory and professional fees on behalf of the Company without any obligation of repayment.

The Company expects to continue to incur costs associated with maintaining its corporate existence, SEC reporting obligations and pursuit of a suitable business combination candidate. The Company’s ability to continue as a going concern for one year after the date that the financial statements are issued is dependent on its ability to identify and complete a business combination and/or obtain additional financing, as well as the continued financial support of its Chairman and Chief Executive Officer. There can be no assurance that these efforts will be successful. See “Note 3 – Going Concern” to the financial statements.

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

As of June 30, 2026, the Company’s management, with the participation of its Chairman and Chief Executive Officer (its principal executive officer and principal financial officer), evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act. Based on this evaluation, the Company’s Chairman and Chief Executive Officer concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2026.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act) during the period ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the period ended June 30, 2026, the Company did not sell any equity securities in transactions that were not registered under the Securities Act of 1933, as amended.

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

Date: August 13, 2026

By:	/s/ Jonathan Cross
Name: Jonathan Cross
Title: Chairman and Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)

8