Form 10-Q
period 2026-09-30
Shefford Small Business, Inc.
filed 2026-11-10
CIK 2102386

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of November 10, 2026, there were 1,000,000 shares of the registrant’s common stock issued and outstanding.

SHEFFORD SMALL BUSINESS, INC.

FORM 10-Q

For the Quarterly Period Ended September 30, 2026

2

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

SHEFFORD SMALL BUSINESS, INC. CONDENSED BALANCE SHEETS
	September 30,	December 31,
	2026	2025
	(Unaudited)	(Audited)
ASSETS
Current Assets:

Cash	$240	$240

Total Assets	$240	$240

LIABILITIES AND STOCKHOLDER’S EQUITY

Current Liabilities:
Accounts payable	$2,448	$—
Total Liabilities	2,448	—

Commitments and contingencies		—

Stockholder’s Equity (Deficit):
Preferred stock, $0.0001 par value; 10,000,000 shares authorized, no shares issued and outstanding		—
Common stock, $0.0001 par value; 100,000,000 shares authorized, 1,000,000 shares issued and outstanding	100	100
Additional paid-in capital	12,028	265
Accumulated deficit	(14,336)	(125)
Total Stockholder’s Equity	(2,208)	240

Total Liabilities and Stockholder’s Equity	$240	$240

The accompanying notes are an integral part of these unaudited condensed financial statements.

SHEFFORD SMALL BUSINESS, INC. CONDENSED STATEMENTS OF OPERATIONS (Unaudited)
	Three Months Ended September 30, 2026	Nine Months Ended September 30, 2026
Operating Expenses:
General and administrative expenses	$2,547	14,211
Total operating expenses	2,547	14,211

Loss from operations	(2,547)	(14,211)

Net loss before provision for income tax	$(2,547)	(14,211)
Provision for income tax	—
Net Loss	(2,547)	(14,211)

Loss per share– basic and diluted	$(0.00)	(0.01)

Weighted average shares – basic and diluted	1,000,000	1,000,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

SHEFFORD SMALL BUSINESS, INC. CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026 (Unaudited)
	Preferred Stock		Common Stock		Additional Paid in	Accumulated	Total Stockholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2025	—	$—	1,000,000	$100	$265	$(125)	$240
Contributed capital – related party	—	—	—	—	5,927	—	5,927
Net loss	—	—	—	—	—	(7,026)	(7,026)
Balance at March 31, 2026	—	—	1,000,000	100	6,192	(7,151)	(859)
Contributed capital – related party	—	—	—	—	5,737	—	5,737
Net loss	—	—	—	—	—	(4,638)	(4,638)
Balance at June 30, 2026	—	—	1,000,000	100	11,929	(11,789)	240
Contributed capital – related party	—	—	—	—	99	—	99
Net loss	—	—	—	—	—	(2,547)	(2,547)
Balance at September 30, 2026	—	$—	1,000,000	$100	$12,028	$(14,336)	$(2,208)

The accompanying notes are an integral part of these unaudited condensed financial statements.

SHEFFORD SMALL BUSINESS, INC. CONDENSED STATEMENT OF CASH FLOWS (Unaudited)
Nine Months Ended September 30, 2026
Cash flows from operating activities:
Net loss	$(14,211)
Adjustments to reconcile net loss to net cash used by operating activities:
Contributed capital – related party	11,763
Changes in assets and liabilities:
Accounts payable	2,448
Net cash used by operating activities	—

Cash flows from investing activities:	—

Cash flows from financing activities:	—

Net change in cash	—

Cash, beginning of period	240

Cash, end of period	$240

The accompanying notes are an integral part of these unaudited condensed financial statements.

SHEFFORD SMALL BUSINESS, INC.

Notes to the Condensed Financial Statements

September 30, 2026

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Nature of Business

Shefford Small Business, Inc. (the “Company”) was incorporated in the State of North Carolina on November 13, 2025, and has been inactive since inception, other than activities related to its formation and registration of its common stock under the Securities Exchange Act of 1934. The Company was formed to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more operating businesses (each, a “Target Business”).

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

In the opinion of management, all normal, recurring adjustments considered necessary for a fair presentation of the Company’s financial position as of September 30, 2026 and its results of operations and cash flows for the interim periods presented have been included. The results of operations for the nine months ended September 30, 2026 are not necessarily indicative of the results that may be expected for the full fiscal year ending December 31, 2026.

These unaudited interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Registration Statement on Form 10‑12G for the year ended December 31, 2025, as declared effective by the SEC. The Company’s fiscal year ends on December 31.

The Company was incorporated on November 13, 2025, and therefore did not exist during the three and nine months ended September 30, 2025. Accordingly, no financial activity occurred during those periods, and comparative statements of operations, changes in stockholders' equity, and cash flows for the corresponding 2025 periods have not been presented.

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

The carrying amounts of the Company's financial instruments, including cash and accounts payable, approximate their fair values due to the short-term nature of these instruments. The Company did not have any assets or liabilities measured at fair value on a recurring or nonrecurring basis as of September 30, 2026.

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

Net Income (Loss) Per Share

Net income (loss) per common share is computed pursuant to ASC 260-10-45, Earnings per Share—Overall—Other Presentation Matters. Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period. As of September 30, 2026, the Company had no potentially dilutive shares of common stock. Additionally, diluted amounts, if any, are not presented when the effect of the computations are anti-dilutive due to the losses incurred. Accordingly, there is no difference in the amounts presented for basic and diluted loss per share.

Operating Segments

The Company operates as a single operating and reportable segment in accordance with ASC 280, Segment Reporting, as amended by ASU 2023-07. The Company is a shell company formed for the purpose of identifying and completing a business combination and has not commenced revenue-generating operations.

The Company's Chief Executive Officer serves as its Chief Operating Decision Maker ("CODM"). The CODM evaluates the Company's financial performance and allocates resources based on its financial results, with net loss serving as the measure of segment performance. The CODM uses this information to monitor operating expenditures, assess liquidity requirements, and determine the allocation of available financial resources.

The Company's significant segment expenses consist of general and administrative expenses, primarily professional fees, regulatory filing fees, and other costs associated with maintaining its corporate existence and SEC reporting obligations.

The Company's single reportable segment represents its entire operations. Accordingly, segment net loss reconciles directly to the net loss reported in the accompanying condensed statements of operations. Total segment assets were $240 as of September 30, 2026, which equals total assets reported in the accompanying condensed balance sheet.

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

The stockholder’s equity section of the Company contains the following classes of capital stock as of September 30, 2026:

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

Jonathan Cross, the Company's founder, sole director, Chairman and Chief Executive Officer, has provided financial support to the Company by paying certain operating expenses directly on its behalf without any obligation of repayment.

During the nine months ended September 30, 2026, Mr. Cross paid $11,763 of expenses on behalf of the Company. These payments were recorded as capital contributions and credited to additional paid-in capital.

As of September 30, 2026, the Company had accounts payable of $2,448 related to expenses incurred but not yet paid. Subsequent to September 30, 2026, Mr. Cross paid these outstanding expenses on behalf of the Company, which will be recorded as an additional capital contribution during the fourth quarter of 2026.

Mr. Cross has also made his office space, utilities and certain administrative support available to the Company at no cost. Management believes that the fair value of such contributed office space and services for the periods presented is immaterial and, accordingly, no expense or capital contribution has been recognized in the accompanying financial statements for these items.

Mr. Cross has committed to continue funding the Company’s operating expenses, without expectation of repayment, until the Company completes a business combination. There can be no assurance that the Founder will have sufficient financial resources or will continue to fund such expenses in the future, which could adversely affect the Company’s ability to continue as a going concern (see Note 3).

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

For the nine months ended September 30, 2026, the Company recorded no provision for income taxes. The Company incurred a net loss of $14,211 for the period and continues to maintain a full valuation allowance against its deferred tax assets, as management has determined that it is more likely than not that such assets will not be realized.

The Company's deferred tax assets increased as a result of current-period operating losses. Because management continues to believe it is more likely than not that these deferred tax assets will not be realized, a full valuation allowance has been maintained.

The following table reconciles the combined statutory income tax rate to the Company’s effective tax rate for the nine months ended September 30, 2026:

Federal statutory rate	21.0%
State taxes, net of federal benefit	2.0%
Combined statutory rate	23.0%
Change in valuation allowance	(23.0)%
Effective income tax rate	0.0%

NOTE 7 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events in accordance with ASC Topic 855, Subsequent Events. Management evaluated events occurring after the balance sheet date through November 10, 2026, the date on which the financial statements are available to be issued. Based on this evaluation, management concluded that there were the following events occurring during this subsequent‑event evaluation period that require recognition in the financial statements or disclosure in the notes thereto.

Subsequent to September 30, 2026, Mr. Cross paid $2,448 on behalf of the Company to settle accounts payable outstanding as of September 30, 2026.

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

Results of Operations

For the three and nine months ended September 30, 2026, the Company did not generate any revenues. The Company’s $2,547 and $14,211, respectively, of expenses for the period consisted primarily of audit fees, SEC and EDGAR filing and conversion fees, and transfer agent fees associated with being a public reporting company. These expenses resulted in a net loss for the quarter. The Company expects to continue to incur operating losses until it consummates a business combination and an acquired business generates revenues sufficient to cover ongoing costs.

Because the Company had no operations or revenues in the comparable prior‑year period and has not yet completed a business combination, a period‑to‑period comparison of operating results does not provide meaningful information to investors.

Liquidity and Capital Resources

As of September 30, 2026, the Company had cash of $240, total current liabilities of $2,448, and a working capital deficit of $2,208. The Company has not generated any revenues since inception and has relied on capital contributions from its Chairman and Chief Executive Officer to fund its operating expenses.

For the nine months ended September 30, 2026, the Company incurred a net loss of $14,211. During this period, the Company's Chairman and Chief Executive Officer paid $11,763 of operating expenses on behalf of the Company, which were recorded as capital contributions.

The Company expects to continue incurring expenses associated with maintaining its corporate existence, complying with SEC reporting requirements, and identifying potential business combination opportunities. The Company currently has no independent source of revenue or sufficient cash resources to fund its anticipated operating requirements.

Management intends to continue relying on financial support from its Chairman and Chief Executive Officer while pursuing a potential business combination. However, such support is not contractually guaranteed, and there can be no assurance that the Company will obtain sufficient financing or successfully complete a business combination.

These conditions raise substantial doubt about the Company's ability to continue as a going concern for one year following the issuance date of the financial statements.

Off‑Balance Sheet Arrangements

The Company does not have any off‑balance sheet arrangements, as defined in Item 303 of Regulation S‑K, that have or are reasonably likely to have a current or future material effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

3

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

As of September 30, 2026, the Company’s management, with the participation of its Chairman and Chief Executive Officer (its principal executive officer and principal financial officer), evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act. Based on this evaluation, the Company’s Chairman and Chief Executive Officer concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2026.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act) during the period ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

4

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is not a party to any pending legal proceedings, and, to the knowledge of management, no such proceedings have been threatened against the Company.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the period ended September 30, 2026, the Company did not sell any equity securities in transactions that were not registered under the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities.

The Company has no outstanding senior securities and, accordingly, there have been no defaults with respect to any senior securities.

Item 4. Mine Safety Disclosures.

Not applicable. The Company does not operate any mines subject to the Federal Mine Safety and Health Act of 1977.

Item 5. Other Information.

During the three months ended September 30, 2026, no director or officer of the Company adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement, as such terms are defined in Item 408(a) of Regulation S-K. There is no other information required to be disclosed under this Item that has not been previously reported.

5

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

6

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHEFFORD SMALL BUSINESS, INC.

Date: November 10, 2026

By:	/s/ Jonathan Cross
Name:	Jonathan Cross
Title:	Chairman and Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)

7